Form 10-Q
period 1995-03-31
SOUTHERN TIMBER PARTNERS 2
filed 1995-05-15
CIK 707600

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
	FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995



	OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11894


	SOUTHERN TIMBER PARTNERS 2

	(Exact name of registrant as specified in its charter)




Georgia                                 13-3139157

(State or other jurisdiction of         (I.R.S. Employer
 Incorporation or organization)         identification No.)

3 World Financial Center, 29th Floor, New York, NY      10285

(Address of principal executive offices)		(Zip code)

	(212) 526-3237

	(Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



	INDEX



                                                                        Page No.
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

                Balance Sheets at March 31, 1995 and December 31, 1994  3

		Statement of Partners' Capital for the three months
                ended March 31, 1995                                    3

		Statements of Operations for the three months ended
                March 31, 1995 and 1994                                 4

		Statements of Cash Flows for the three months ended
                March 31, 1995 and 1994                                 4

                Notes to the Financial Statements                       5

        Item 2.         Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   6


PART II	OTHER INFORMATION

        Items 1-6                                                       7

        Signatures                                                      8



Balance Sheets
                                        March 31,       December 31,
Assets                                  1995            1994

Timber and timberland, at cost          $ 5,700,697     $ 5,700,697
Less-accumulated depletion               (2,491,940)     (2,491,940)

        Net timber and timberland         3,208,757       3,208,757

Cash and cash equivalents                   697,001         689,002
Accounts receivable                           4,180          73,539
Prepaid insurance                             3,384           5,922
Due from joint venture                        9,826           8,494
Investment in joint venture               4,554,452       4,538,504

                Total Assets            $ 8,477,600     $ 8,524,218


Liabilities and Partners' Capital

Liabilities:
        Accounts payable and
        accrued expenses                $    20,744     $    49,505
        Due to affiliates                    80,969          78,980

                Total Liabilities           101,713         128,485

Partners' Capital (Deficit):
        General Partner                     (23,495)        (23,296)
        Limited Partners
        (37,191 units outstanding)        8,399,382       8,419,029

                Total Partners' Capital   8,375,887       8,395,733

                Total Liabilities
                and Partners' Capital   $ 8,477,600     $ 8,524,218




Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1995

                                General         Limited         Total
                                Partner         Partners        Partners

Balance at December 31, 1994    $(23,296)       $8,419,029      $8,395,733
Net loss                            (199)          (19,647)        (19,846)

Balance at March 31, 1995       $(23,495)       $8,399,382      $8,375,887


Statements of Operations
For the three months ended March 31, 1995 and 1994

Income                                          1995            1994

Interest                                        $  10,235       $   5,352
Other                                               2,715           3,388

        Total Income                               12,950           8,740

Expenses

Property operating                                 27,288          21,403
General and administrative                         21,456          29,972

        Total Expenses                             48,744          51,375

Loss from operations                              (35,794)        (42,635)

Other Income (Loss)

Income (loss) from joint venture                   15,948          (6,363)

        Net Loss                                $ (19,846)      $ (48,998)

Net Loss Allocated:

To the General Partner                          $    (199)      $    (490)
To the Limited Partners                           (19,647)        (48,508)

                                                $ (19,846)      $ (48,998)

Per limited partnership unit
        (37,191 outstanding)                       $ (.53)        $ (1.30)


Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:           1995            1994

Net loss                                        $  (19,846)     $   (48,998)
Adjustments to reconcile net loss
to net cash provided by
(used for) operating activities:
     (Income) loss from joint venture              (15,948)           6,363
     Increase (decrease) in cash arising
     from changes in operating assets
     and liabilities:
             Accounts receivable                    69,359                -
             Prepaid insurance                       2,538                -
             Due from joint venture                 (1,332)               -
             Accounts payable and accrued
             expenses                              (28,761)          (9,257)
             Due to affiliates                       1,989          (29,012)

Net cash provided by (used for)
operating activities                                 7,999          (80,904)

Net increase (decrease) in cash
and cash equivalents                                 7,999          (80,904)
Cash and cash equivalents
at beginning of period                             689,002          850,677

Cash and cash equivalents at end of period      $  697,001      $   769,773


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership's cash balance at March 31, 1995 was $697,001, largely unchanged from $689,002 at December 31, 1994. The Partnership's cash, along with funds generated from future timber and timberland sales, are expected to provide sufficient liquidity for operations.

The Partnership's accounts receivable balance decreased from $73,539 at December 31, 1994 to $4,180 at March 31, 1995. The decrease resulted from the collection in 1995 of net proceeds from the December 21, 1994 closing on the sale of timberland on the Gray tract.

The Partnership currently owns approximately 6,400 acres of timberland outright, in addition to a 76% share in the Laurel View tract (the "Joint Venture"), a 1,709 acre tract located near Savannah, Georgia. While the long-term trend for timber and timberland prices has been upward, prices are subject to cyclical fluctuations. Despite the general strengthening of the real estate construction market, the market for raw land in the area where the Partnership's tracts are located continues to remain stagnant. As a result, the Partnership is only pursuing select timberland sales at this time. It is likely that any increase in the land's value will be largely attributable to the aging of the premerchantable timber stands.

While the Laurel View tract could be sold as timberland, its primary value would be realized if sold as a development site due to its coastal location and close proximity to major interstate highways. The initial step in marketing the tract, the formulation of a land use plan, was recently completed. The plan is currently being incorporated into a more comprehensive marketing plan.

Results of Operations

The Partnership's operations resulted in net losses of $19,846 and $48,998 for the periods ended March 31, 1995 and 1994, respectively. The decrease in net loss is primarily attributable to income generated from the Joint Venture.

Interest income totalled $10,235 for the period ended March 31, 1995, compared to $5,352 for the corresponding period in 1994. The increase is primarily attributable higher interest rates in 1995 earned on the Partnership's average cash balance.

The Partnership recognized income from the Joint Venture of $15,948 for the period ended March 31, 1995 as compared to a loss of $6,363 for the corresponding period in 1994. The joint venture income in 1995 is attributable to income from timber sales recognized in the first quarter of 1995 in excess of ordinary operating expenses. The joint venture loss in 1994 was attributable to a lack of timber sales and the recording of ordinary operating expenses.

Property operating expenses were $27,288 for the period ended March 31, 1995 as compared to $21,403 for the corresponding period in 1994. The increase is due to higher management fees attributable to the increase in the appraised value of the Laurel View tract at December 1994.

General and administrative expenses for the periods ended March 31, 1995 and 1994 were $21,456 and $29,972, respectively. The decrease is primarily due to a decline in audit and legal fees.

PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

	(b)	Reports on Form 8-K - No reports on
		Form 8-K were filed during the
                quarter ended March 31, 1995

        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					SOUTHERN TIMBER PARTNERS 2

				BY:	TIMBER RESOURCES CORP. II
					General Partner





Date:         May 12, 1995
					BY:	/s/Paul L. Abbott
					Name:	Paul L. Abbott
					Title:	Director, President and
						Chief Financial Officer