Form 10-Q
period 1995-06-30
SOUTHERN TIMBER PARTNERS 2
filed 1995-08-14
CIK 707600

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1995



                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11894



                           SOUTHERN TIMBER PARTNERS 2

             (Exact name of registrant as specified in its charter)




        Georgia                                                13-3139157

(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                             identification No.)


3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                            10285

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




                                                  June 30,        December 31,
Assets                                               1995                1994

Timber and timberland, at cost                $ 5,669,452         $ 5,700,697
Less accumulated depletion                     (2,491,940)         (2,491,940)

  Net timber and timberland                     3,177,512           3,208,757

Cash and cash equivalents                         743,961             689,002
Accounts receivable                                     -              73,539
Prepaid Insurance                                     846               5,922
Due from joint venture                              9,826               8,494
Investment in joint venture                     4,560,521           4,538,504

      Total Assets                            $ 8,492,666         $ 8,524,218



Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses       $    22,836         $    49,505
  Due to affiliates                               111,006              78,980

      Total Liabilities                           133,842             128,485

Partners' Capital (Deficit):
  General Partner                                 (23,665)            (23,296)
  Limited Partners (37,191 units outstanding)   8,382,489           8,419,029

      Total Partners' Capital                   8,358,824           8,395,733

      Total Liabilities and Partners' Capital $ 8,492,666         $ 8,524,218





Statement of Partners' Capital
For the six months ended June 30, 1995

                                         Limited        General
                                        Partners        Partner         Total

Balance at December 31, 1994         $ 8,419,029      $ (23,296)  $ 8,395,733
Net loss                                 (36,540)          (369)      (36,909)

Balance at June 30, 1995             $ 8,382,489      $ (23,665)  $ 8,358,824





Statements of Operations

                                Three months ended         Six months ended
                                     June 30,                  June 30,
Income                           1995          1994        1995          1994

Gain (Loss) on sales of
timberland                  $  10,826      $ (8,916)  $  10,826     $  (8,916)
Interest                       10,983         5,504      21,218        10,856
Other                           1,055           565       3,770         3,953

  Total Income                 22,864        (2,847)     35,814         5,893

Expenses

Property operating             27,575        21,348      54,863        42,751
General and administrative     18,421        18,696      39,877        48,668

  Total Expenses               45,996        40,044      94,740        91,419

Loss from operations          (23,132)      (42,891)    (58,926)      (85,526)

Other Income

Income (Loss) from joint
venture                         6,069        (6,396)     22,017       (12,759)

    Net Loss                $ (17,063)     $(49,287)  $ (36,909)    $ (98,285)

Net Loss Allocated:

To the General Partner      $    (170)     $   (493)  $    (369)    $    (983)
To the Limited Partners       (16,893)      (48,794)    (36,540)      (97,302)

                            $ (17,063)     $(49,287)  $ (36,909)    $ (98,285)

Per limited partnership
unit (37,191 outstanding)   $    (.45)     $  (1.31)  $    (.98)    $   (2.61)






Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                    1995             1994

Net loss                                           $  (36,909)      $  (98,285)
Adjustments to reconcile net loss to net
cash provided by (used for) operating
activities:
  (Gain) Loss on sales of timberland                  (10,826)           8,916
  (Income) Loss from joint venture                    (22,017)          12,759
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
     Accounts receivable                               73,539                -
     Prepaid Insurance                                  5,076                -
     Due from joint venture                            (1,332)               -
     Accounts payable and accrued expenses            (26,669)          (6,786)
     Due to affiliates                                 32,026          (26,708)

Net cash provided by (used for) operating
activities                                             12,888         (110,104)

Cash Flows from Investing Activities:

  Proceeds from sales of timberland                    42,071           65,484


Net cash provided by investing activities              42,071           65,484

Net increase (decrease) in cash and cash
equivalents                                            54,959          (44,620)
Cash and cash equivalents at beginning of period      689,002          850,677

Cash and cash equivalents at end of period         $  743,961       $  806,057




Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994, and the statement of partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event occurred subsequent to fiscal year 1994, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

        The Partnership completed sales of 1,234 acres of timberland in early August 1995 for gross proceeds of $678,445 and a net gain of approximately $106,000.



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.


Liquidity and Capital Resources

The Partnership's cash balance at June 30, 1995 was $743,961, compared to $689,002 at December 31, 1994. The increase is attributable to cash provided by operating activities and proceeds from the sale of 74 acres of timberland during the second quarter of 1995. The sale resulted in the Partnership receiving gross proceeds of $42,071. The Partnership's cash, along with funds generated from future timber and timberland sales, are expected to provide sufficient liquidity for operations.

In addition to the aforementioned sale of 74 acres of timberland during the second quarter of 1995, the Partnership completed sales of 1,234 acres of timberland in early August 1995 for gross proceeds of $678,445 and a net gain of approximately $106,000. These sales will be reflected in the Partnership's 1995 third quarter financial statements.

The Partnership's accounts receivable balance decreased from $73,539 at December 31, 1994 to $0 at June 30, 1995. The decrease resulted from the collection in 1995 of net proceeds from a December 21, 1994 closing on the sale of timberland from the Gray tract.

Prepaid insurance totalled $846 at June 30, 1995, compared to $5,922 at December 31, 1994. The decrease is attributable to the recognition of insurance expense for the first two quarters of 1995.

Accounts payable and accrued expenses totalled $22,836 at June 30, 1995, compared to $49,505 at December 31, 1994. The decrease is primarily attributable to the payment of professional fees related to appraisal, inventory evaluation and engineering services, and the timing of the payment of the Partnership's annual audit fee. Additionally, the balance at June 30, 1995 reflects one-half of the 1995 estimated real estate taxes, whereas the balance at December 31, 1994 includes the total 1994 real estate taxes.

Due to affiliates increased from $78,980 at December 31, 1994 to $111,006 at June 30, 1995. The increase is primarily attributable to the timing of payments of managements fees and, to a lesser extent, an increase in management fees as a result of the increase in the appraised value of the Laurel View tract in December 1994.

The Partnership currently owns approximately 5,100 acres of timberland outright, in addition to a 76% share in the Laurel View tract (the "Joint Venture"), a 1,709 acre tract located near Savannah, Georgia. While the long-term trend for timber and timberland prices has been upward, prices are subject to cyclical fluctuations. Despite the general strengthening of the real estate construction market, the market for raw land in the area where the Partnership's tracts are located continues to remain stagnant. As a result, the Partnership is only pursuing select timberland sales at this time. It is likely that any increase in the land's value will be largely attributable to the aging of the premerchantable timber stands.

While the Laurel View tract could be sold as timberland, its primary value would be realized if sold as a development site due to its coastal location and close proximity to major interstate highways. The General Partner has prepared a land use plan which is being incorporated into a more comprehensive marketing plan. While preparations are underway for marketing the tract, it is difficult to predict when conditions will be best suited for a sale as it largely depends on the pace of development in the area surrounding the tract.


Results of Operations

The Partnership's operations resulted in net losses of $17,063 and $36,909, respectively, for the three and six months ended June 30, 1995, compared to net losses of $49,287 and $98,285, respectively, for the corresponding periods in 1994. The decreases in net loss are primarily attributable to income generated from the Joint Venture and gains recognized on the sale of timberland during the second quarter of 1995 totalling $10,826, compared to a loss on the sale of timberland during the second quarter of 1994 totalling $8,916.

Interest income totalled $10,983 and $21,218, respectively, for the three and six months ended June 30, 1995, compared to $5,504 and $10,856, respectively, for the corresponding periods in 1994. The increase is primarily attributable to higher interest rates in 1995 earned on the Partnership's average cash balance.

The Partnership recognized income from the Joint Venture of $6,069 and $22,017, respectively, for the three and six months ended June 30, 1995, compared to net losses of $6,396 and $12,759, respectively for the corresponding periods in 1994. The joint venture income in 1995 is attributable to income from sales of timber from the Laurel View tract during the first six months of 1995 in excess of ordinary operating expenses. The joint venture loss in 1994 was attributable to a lack of timber sales and the recording of ordinary operating expenses.

Property operating expenses were $27,575 and $54,863, respectively, for the three and six months ended June 30, 1995, compared to $21,348 and $42,751, respectively, for the corresponding periods in 1994. The increases are due to higher management fees attributable to the increase in the appraised value of the Laurel View tract in December 1994.

General and administrative expenses for the three and six months ended June 30, 1995 were $18,421 and $39,877, respectively, compared to $18,696 and $48,668, respectively, for the corresponding periods in 1994. The decrease for the six month period is primarily due to a decline in audit and legal fees.





PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					SOUTHERN TIMBER PARTNERS 2

				BY:	TIMBER RESOURCES CORP. II
					General Partner





Date:	August 11, 1995
				BY:	/s/ Paul L. Abbott
					Paul L. Abbott
					Director, President and
					Chief Financial Officer