Form 10-Q
period 1995-09-30
SOUTHERN TIMBER PARTNERS 2
filed 1995-11-14
CIK 707600

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended September 30, 1995


OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11894


                           SOUTHERN TIMBER PARTNERS 2
                       ----------------------------------
             (Exact name of registrant as specified in its charter)




          Georgia                                               13-3139157
 -----------------------------                               ---------------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                            identification No.)

3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                              10285
---------------------------------------                         --------
(Address of principal executive offices)                       (Zip code)

                                 (212) 526-3237
                             ---------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


                                 --------------
                                 Balance Sheets
                                 --------------

                                             September 30,        December 31,
Assets                                               1995                1994
-------------                                  ----------          ----------
Timber and timberland, at cost                $ 5,007,196         $ 5,700,697
Less accumulated depletion                     (2,491,940)         (2,491,940)

  Net timber and timberland                     2,515,256           3,208,757

Cash and cash equivalents                       1,370,435             689,002
Accounts receivable                                73,539
Prepaid Insurance                                   5,922
Due from joint venture                              8,494
Investment in joint venture                     4,553,454           4,538,504

  Total Assets                                $ 8,439,145         $ 8,524,218


Liabilities and Partners' Capital
---------------------------------
Liabilities:
  Accounts payable and accrued expenses       $    22,170         $    49,505
  Due to affiliates                               135,662              78,980

  Total Liabilities                               157,832             128,485

Partners' Capital (Deficit):
  General Partner                                 (24,440)            (23,296)
  Limited Partners (37,191 units outstanding)   8,305,753           8,419,029

  Total Partners' Capital                       8,281,313           8,395,733

Total Liabilities and Partners' Capital       $ 8,439,145         $ 8,524,218




                    ----------------------------------------
                    Statement of Partners' Capital (Deficit)
                  For the nine months ended September 30, 1995
                    ----------------------------------------

                                         Limited        General
                                        Partners        Partner           Total
                                       ---------        -------       ---------
Balance at December 31, 1994          $8,419,029       $(23,296)     $8,395,733
Net loss                                (113,276)        (1,144)       (114,420)

Balance at September 30, 1995         $8,305,753       $(24,440)     $8,281,313


                            ------------------------
                            Statements of Operations
                            ------------------------

                                  Three months ended        Nine months ended
                                      September 30,            September 30,
Income                              1995        1994         1995         1994
-------------                    -------     -------      -------     --------
Loss on sales of timberland     $(34,454)   $     --     $(23,628)   $  (8,916)
Interest                          16,130       8,441       37,348       19,297
Other                                930         850        4,700        4,803

  Total Income                   (17,394)      9,291       18,420       15,184

Expenses
-------------
Property operating                28,287      22,930       83,150       65,681
General and administrative        24,763      24,315       64,640       72,983

  Total Expenses                  53,050      47,245      147,790      138,664

Loss from operations             (70,444)    (37,954)    (129,370)    (123,480)

Other Income

Income (loss) from joint venture  (7,067)    (16,192)      14,950      (28,951)

Net Loss                        $(77,511)   $(54,146)   $(114,420)   $(152,431)

Net Loss Allocated:

To the General Partner          $   (775)   $   (541)   $  (1,144)   $  (1,524)
To the Limited Partners          (76,736)    (53,605)    (113,276)    (150,907)

                                $(77,511)   $(54,146)   $(114,420)   $(152,431)

Per limited partnership unit
  (37,191 outstanding)            $(2.06)     $(1.45)      $(3.05)      $(4.06)


                            ------------------------
                            Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994
                            ------------------------
Cash Flows from Operating Activities:                      1995            1994
                                                       --------        --------
Net loss                                              $(114,420)      $(152,431)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
  Loss on sales of timberland                            23,628           8,916
  (Income) loss from joint venture                      (14,950)         28,951
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Accounts receivable                                  73,539              --
    Prepaid insurance                                     5,922              --
    Due from joint venture                                8,494              --
    Accounts payable and accrued expenses               (27,335)          3,541
    Due to affiliates                                    56,682         (15,730)
Net cash provided by (used for) operating activities     11,560        (126,753)

Cash Flows from Investing Activities:

  Proceeds from sales of timberland                     669,873          65,484

Net cash provided by investing activities               669,873          65,484

Net increase (decrease) in cash and cash equivalents    681,433         (61,269)
Cash and cash equivalents at beginning of period        689,002         850,677

Cash and cash equivalents at end of period           $1,370,435       $ 789,408


                       ---------------------------------
                       Notes to the Financial Statements
                       ---------------------------------

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, cash flows for the nine months ended September 30, 1995 and 1994, and the statement of partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant event has occurred subsequent to fiscal year 1994 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph
(a)(5).

Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.

Liquidity and Capital Resources
-------------------------------
The Partnership's cash balance at September 30, 1995 was $1,370,435, compared to $689,002 at December 31, 1994. The increase is primarily attributable to proceeds from the sale of 1259 acres of timberland during 1995 for gross proceeds of approximately $690,900. The Partnership's cash, along with funds generated from future timber and timberland sales, are expected to provide sufficient liquidity for operations.

The Partnership's accounts receivable balance decreased from $73,539 at December 31, 1994 to $0 at September 30, 1995. The decrease resulted from the collection in 1995 of net proceeds from a December 21, 1994 closing on the sale of timberland from the Gray tract.

Accounts payable and accrued expenses totalled $22,170 at September 30, 1995, compared to $49,505 at December 31, 1994. The decrease is primarily attributable to the payment of real estate taxes and professional fees related to the joint venture. Due to affiliates increased from $78,980 at December 31, 1994 to $135,662 at September 30, 1995. The increase is primarily attributable to the timing of payments of management fees.

The Partnership completed a sale of 1,185 acres from the Claxton tract early in the third quarter and entered into a Purchase and Sale Agreement on November 9, 1995, for an additional sale of 1,757 acres from the Claxton tract. This sale is pending and subject to final approval by the General Partner.

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

Results of Operations
---------------------
The Partnership's operations resulted in net losses of $77,511 and $114,420, respectively, for the three and nine months ended September 30, 1995, compared to net losses of $54,146 and $152,431, respectively, for the corresponding periods in 1994. The increase in net loss for the three-month period is primarily attributable to a $34,454 net loss from the sale of 1,185 acres in the Claxton tract. This was partially offset by higher interest income. The decrease in net loss for the nine-month period is mainly due to income generated from the Joint Venture totalling $14,950, compared to a loss totalling $28,951 during the same period in 1994.

Interest income totalled $16,130 and $37,348, respectively, for the three and nine months ended September 30, 1995, compared to $8,441 and $19,297, respectively, for the corresponding periods in 1994. The increases are primarily attributable to the Partnership's substantially higher average cash balance due to the receipt of proceeds from the sale of timberland and higher interest rates.

Property operating expenses were $28,287 and $83,150, respectively, for the three and nine months ended September 30, 1995, compared to $22,930 and $65,681, respectively, for the corresponding periods in 1994. The increases are due to higher management fees attributable to the increase in the appraised value of the Laurel View tract in December 1994, which is used as part of the basis for calculating management fees.

General and administrative expenses for the three and nine months ended September 30, 1995 were $24,763 and $64,640, respectively, compared to $24,315 and $72,983, respectively, for the corresponding periods in 1994. The decrease for the nine-month period is primarily due to a decline in audit and legal fees, partially offset by a slight increase in partnership servicing fees for accounting, investor reporting and tax preparation.

The Partnership recognized a net loss from the Joint Venture of $7,067 and net income of $14,950 respectively, for the three and nine months ended September 30, 1995, compared to net losses of $16,192 and $28,951, respectively, for the corresponding periods in 1994. The net loss for the three-month period ended September 30, 1995 is mainly attributable to a lack of timber sales during the three-month period and the Joint Venture meeting its normal operating expenses. The joint venture income for the nine-month period ended September 30, 1995 is attributable to income from sales of timber from the Laurel View tract during the nine-month period in excess of ordinary operating expenses. The Joint Venture losses in 1994 were attributable to a lack of timber sales and the recording of ordinary operating expenses.




                           -------------------------
                           PART II OTHER INFORMATION
                           -------------------------


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits

                     (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                                   ----------
                                   SIGNATURES
                                   ----------


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



                                          SOUTHERN TIMBER PARTNERS 2

                                          BY:     TIMBER RESOURCES CORP. II
                                                  General Partner





Date:     November 13, 1995
                                          BY:     /s/ Paul L. Abbott
                                                  Paul L. Abbott
                                                  Director, President and
                                                  Chief Financial Officer