Form 10-K
period 1995-12-31
SOUTHERN TIMBER PARTNERS 2
filed 1996-04-01
CIK 707600

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1995  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT [NO FEE REQUIRED]

                        Commission file number:  0-11894


                           SOUTHERN TIMBER PARTNERS 2
                  (formerly Hutton Southern Timber Partners 2)
              Exact name of registrant as specified in its charter



Georgia                                                      13-3139157
- ------------------------------               ----------------------------------
State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization

3 World Financial Center, 29th Floor
New York, NY    ATTN:  Andre Anderson                            10285
- ---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [X]

DOCUMENTS INCORPORATED BY REFERENCE:
The Registrant's Prospectus dated November 16, 1982, (filed as Exhibit 28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982) is incorporated by reference in Part I.

The Registrant's Annual Report to Unitholders for the year ended December 31, 1995 is incorporated by reference in Parts I, II, III and IV.

                                     PART I

Item 1.  Business

(a)  General Development of Business

Southern Timber Partners 2 (the "Partnership" or "Registrant"), formerly known as Hutton Southern Timber Partners 2, was organized as a Georgia limited partnership in 1982, and is engaged in the business of investing in timberland and timber cutting rights in the southeastern United States. The Registrant acquired properties and currently manages the timber growth on its timberland with a view toward increasing its value and selling the timber and timberland.

Its general partner is Timber Resources Corp. II (the "General Partner"), formerly Hutton Timber Resources Corp. II, a Delaware corporation which is an affiliate of Lehman Brothers Inc. ("Lehman"), formerly known as Shearson Lehman Brothers Inc., a Delaware corporation (see Item 10.). The General Partner has responsibility for all aspects of the Registrant's operations and provides executive, supervisory and certain administrative services for the Registrant.

In 1982, the Registrant concluded a public offering (the "Offering") of 40,000 units of limited partnership interest (the "Units") through E.F. Hutton & Company Inc. ("Hutton") as selling agent, at a price of $500 per Unit. The Units were registered under the Securities Act of 1933 on Form S-11 (Registration No. 2-79645) which had been declared effective November 16, 1982. Reference is made to the Prospectus of the Registrant dated November 16, 1982, filed pursuant to Rules 424(b), under the Securities Act of 1933 and incorporated herein by reference (said Prospectus is hereinafter called the "Prospectus"). The Registrant terminated this Offering on June 27, 1983 and admitted 2,363 limited partners on April 1, 1983 and 1,401 limited partners on July 1, 1983. The limited partners made aggregate capital contributions to the Registrant of $18,595,500 representing the purchase of 37,191 Units. As of December 31, 1984, the Registrant had expended or committed $15,999,035 in the acquisition of timber properties, which represented 100% of the proceeds of the Offering available for investment in timber properties. The Registrant may sell or exchange its properties for other timber properties at any time. However, the Registrant may not reinvest the proceeds from sales in additional properties. The Registrant may also invest in timber through the purchase of timber cutting rights but has not invested in such rights to date. The Registrant may utilize borrowings to increase its invested assets if the General Partner determines that the terms of such borrowings would be advantageous to the Registrant. At this time, the General Partner does not anticipate utilizing additional borrowings.

On October 13, 1987, the Registrant contributed $3,011,417 in cash to a newly formed joint venture, Southern Timber Venture Partners 1, formerly Hutton Timber Venture Partners 1 (the "Joint Venture") in exchange for a 76% interest in the Joint Venture. An affiliated partnership, Southern Timber Partners I contributed 1,239 acres of timberland with an appraised value of $946,676 in exchange for the remaining 24% interest in the Joint Venture. On October 15, 1987 substantially all of these contributions were applied to the acquisition of 1,709 acres of the Laurel View Tract located in Liberty County, Georgia.
For a description of the Joint Venture see Note 6 of Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.

The Partnership will continue until December 31, 1997 unless terminated sooner in accordance with the terms of the Partnership Agreement. However, the Partnership Agreement states that the General Partner can extend the life of the Partnership beyond the termination date if it is determined that a sale of the timberland at that time would cause undue loss to the partners. The Partnership's liquidation will be accomplished through the liquidation of the Partnership's assets which primarily consist of pre-merchantable timber and a 76% interest in the Laurel View Tract. The General Partner will continue to
evaluate strategies for marketing the Partnership's timberland.   In 1996, the
Partnership will begin marketing the Laurel View tract for its development potential. Reference is made to Item 7 of this Form 10-K and the "Message to Investors" section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14 and incorporated herein by reference.

(b)  Financial Information About Industry Segment

The Registrant operates in only one industry segment. The General Partner, in conjunction with an independent forest consulting firm, develops a forest management plan for each property acquired by the Registrant. Such plans estimate the types and numbers of trees of varying diameter and age on each tract and the costs and expenses of maintaining the tract, recommend thinning, harvesting, reforestation and other forest management practices, analyze maturity cycles, and generally assist the General Partner in maximizing the Registrant's return on each investment property.

In addition to income from harvesting or sale of timberlands, the General Partner may and has, in situations deemed appropriate, endeavored to produce additional cash flow for the Registrant by ancillary land uses. These may include cattle grazing, mineral operations, recreational and hunting leases, and conversion or sale of sites for higher value uses. In the year ended December 31, 1995, revenues from such uses were $7,146.

(c)  Narrative Description of Business

The primary investment objectives of the Partnership are:

(1) long-term capital appreciation of its timber properties, and

(2) cash flow derived from periodic harvesting of timber.

The ownership and operation of timber properties involves a number of risks, and there is no assurance that the Registrant will ultimately achieve its investment objectives. Risks, among others, include changes in governmental regulations, fire hazards, insect damage, diseases and timber theft, and risks of market fluctuations. The General Partner believes the employment of good forest management practices helps to ameliorate the physical risks of timber investments, however, these risks cannot be eliminated entirely. See the caption entitled "Risk Factors" in the Prospectus which is incorporated herein by reference.

The Registrant incurs costs in connection with the ownership and management of its properties. These include costs of maintaining roads and boundary lines, fire protection, annual property taxes, fees and expenses of independent forest management firms, and other costs associated with the ownership and management of timber properties. Timber harvesting is not performed directly by the Registrant but by independent timber purchasers or harvesters.

In addition to the interest in the Joint Venture, at December 31, 1995, the Registrant owned timber properties comprising approximately 2,746 acres, acquired at an adjusted cost of $3,494,679. Other than the Laurel View tract, most of the timber from the Partnership's tracts has been cut and sold in the past. Accordingly, the tracts currently contain mainly premerchantable timber which the Partnership had planted after past cuttings. A limited market does exist for pre-merchantable timber and is composed of those investors who would view such a purchase as a long-term investment. The General Partner is now holding the timberland and aims to sell it when timber ages and the tracts' value increases. Additional information concerning the Partnership's timber tracts is incorporated by reference to the "Message to Investors" and the "Tract Profiles" of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.

Competition
- -----------
The Registrant competes in the sale of timber and timberland with many other persons and firms holding timberland investments, including large paper and lumber companies and numerous private landowners. Many of such competitors have greater financial resources and experience in the forest industry than the Registrant.

Employees
- ---------
The Partnership has no employees.


Item 2.  Properties

Incorporated by reference to "Tract Profiles" of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995. For information on the Partnership's Joint Venture, see Note 6 of Notes to the Financial Statements.


Item 3.  Legal Proceedings

As of December 31, 1995, the Registrant was not a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of limited partners during the fourth quarter of the year for which this report is filed.


                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters.

(a)  Market Information

There is no established trading market for the Units of the Registrant.

(b)  Holders

As of December 31, 1995 there were 3,690 holders of the Units of the Registrant.

(c)  Distributions

The Registrant paid no cash distributions during the years ended December 31, 1995 or 1994.


Item 6.  Selected Financial Data.

Incorporated by reference to "Financial Highlights" of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
- -------------------------------
Timber and timberland, at cost totaled $3,494,679 at December 31, 1995, compared to $5,700,697 at December 31, 1994. The decrease is due to sales of 3,628 acres of timberland from the Gray and Claxton tracts during 1995. Sales from the Claxton Tract totaled 3,188 acres, of which 1,185 acres were sold in August, 244 acres were sold in October, and 1,759 were sold in December. Accordingly, accumulated depletion decreased to $1,915,663 at December 31, 1995, compared to $2,491,940 at December 31, 1994.

At December 31, 1995, the Partnership's cash balance totaled $2,332,145
compared to $689,002 at December 31, 1994.   The increase in cash is due
primarily to the receipt of proceeds from timberland sales during 1995, as discussed above. It is anticipated that a portion of this cash will be distributed during the first half of 1996. The Partnership's cash, along with funds generated from future timber and timberland sales, are expected to provide sufficient liquidity for operations.

At December 31, 1995, the Partnership's accounts receivable balance was zero, compared to $73,539 at December 31, 1994, reflecting the collection in 1995 of net proceeds from a 1994 sale of timberland on the Gray Tract.

Due to affiliates totaled $139,481 at December 31, 1995, compared to $78,980 at December 31, 1994. The increase is largely due to the accrual for 1995 management fees.

The Partnership currently owns approximately 2,746 acres of timberland outright, in addition to a 76% share in the Laurel View Tract, a 1,709 acre tract located near Savannah, Georgia. With respect to the Partnership's 2,746 acres of timberland, the Partnership is pursuing select sales of timberland as opportunities arise. It is likely that any increase in the Claxton, Gray and Southern Timberland tracts' value will be largely attributable to the aging of the premerchantable timber stands. While the Laurel View tract could be sold as timberland, a higher value would be realized if sold as a development site due to its coastal location and close proximity to major interstate highways. Further information is incorporated by reference to the "Message to Investors" section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.

On February 16, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 26, 1996.

Results of Operations

1995 versus 1994
- ----------------
The Partnership's operations resulted in net losses of $101,492 and $257,299 for the years ended December 31, 1995 and 1994, respectively. The decrease in net loss is primarily attributable to an increase in interest income, a decrease in operating expenses and the recognition of income from joint venture in 1995 as compared to the recognition of a loss from joint venture in 1994.

The $2,358 gain on sales of timberland for the year ended December 31, 1995, is attributable to gains on the sale of 440 acres of timberland from the Gray Tract and 244 acres of timberland from the Claxton Tract, partially offset by losses on sales of 2,944 acres from the Claxton Tract. In 1994, the Partnership realized a loss of $18,884 on sales of 598 acres of timberland from the Gray Tract.

Interest income totaled $59,220 for the year ended December 31, 1995, compared to $28,924 for the year ended December 31, 1994. The increase is the result of higher cash balances in 1995 due to the receipt of proceeds on timberland sales in 1995.

For the year ended December 31, 1995, other income totaled $10,451, compared to $18,035 in the prior year. The decrease is the result of a decrease in ancillary income between 1994 and 1995.

For the year ended December 31, 1995, property operating expenses were $96,387 compared to $158,673 for the year ended December 31, 1994. The decrease is due to aerial spraying costs in 1994. No such expense was incurred in 1995.

The Partnership's interest in the joint venture is represented by its 76% share of the Laurel View Tract. The Partnership recognized income of $7,742 from the joint venture's operations for the year ended December 31, 1995, compared to a loss of $44,712 for the year ended December 31, 1994. The 1995 income from the joint venture is mainly attributable to the sale of timber and is offset by ordinary operating expenses. The loss in 1994 was due primarily to the lack of timber sales and to the joint venture meeting its normal operating expenses.

1994 versus 1993
- ----------------
The Partnership's operations resulted in net losses of $257,299 and $149,663 for the years ended December 31, 1994 and 1993, respectively. The higher net loss in 1994 resulted primarily from a decrease in interest income, increased property operating expenses and a higher operating loss generated by the joint venture.

The $18,884 loss on sales of timberland for the year ended December 31, 1994, was attributable to the sale of approximately 598 acres of the Gray Tract.
This compared to a loss of $3,242 recognized on the sale of approximately 459 acres from the Claxton Tract and approximately 666 acres from the Gray Tract in 1993.

Interest income totaled $28,924 for the year ended December 31, 1994, compared to $60,461 for the year ended December 31, 1993. The decrease is primarily attributable to lower operating cash balances invested in 1994 compared to 1993. Additionally, the Partnership earned $11,788 of interest income from notes receivable during 1993 compared to $0 in 1994 as the notes were paid in full during the second quarter of 1993.

The Partnership's interest in the joint venture is represented by its 76% share of the Laurel View tract. The Partnership recognized a loss of $44,712 from the joint venture operations for the year ended December 31, 1994, compared to a loss of $27,686 for the year ended December 31, 1993. The joint venture losses in 1994 and 1993 were attributable to a lack of timber sales, the recording of ordinary operating expenses and costs associated with the development of a land use plan for the Laurel View Tract.

Property operating expenses for the year ended December 31, 1994, increased by $67,615 compared to 1993, as a result of the Partnership performing aerial spraying of its timberland area during the fourth quarter of 1994.

General and administrative expenses for the years ended December 31, 1994 and 1993 were $81,989 and $104,377, respectively. The decrease is primarily due to the decline in audit fees, transfer agent fees and administrative fees in 1994 as compared to 1993.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers or directors. The General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting the Registrant's business.

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect ownership of the Partnership or the General Partner. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective February 17, 1994, the Partnership changed its name to Southern Timber Partners 2 and the General Partner changed its name to Timber Resources Corp. II on October 29, 1993 to delete any reference to "Hutton."

Certain officers and directors of the General Partner are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The director and executive officers of the General Partner are as follows:

        Name                 Office
        ------               --------
        Paul L. Abbott       Director, President and Chief Financial Officer
        Kate D. Hobson       Vice President

Paul L. Abbott, 50, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Kate D. Hobson, 29, is an Assistant Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1992. Prior to joining Lehman Brothers, Ms. Hobson was associated with Cushman & Wakefield serving as a real estate accountant from 1990 to 1992. Prior to that, Ms. Hobson was employed by Cambridge Systematics, Inc. as a junior land planner. Ms. Hobson received a B.A. degree in sociology from Boston University in 1988.


Item 11.  Executive Compensation

All of the directors and executive officers of the General Partner are employees of Lehman. They do not receive any salaries or other compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners

The Partnership knows of no person who beneficially owns more than 5% of the Partnership's units.

(b)    Security ownership of management

As of December 31, 1995, no director or officer of the General Partner owned any Units of the Registrant.

(c)	Changes in control

None.


Item 13.  Certain Relationships and Related Transactions.

Reference is made to Note 4 of the Financial Statements of the Partnership's 1995 Annual Report to Unitholders for information regarding fees paid to the General Partner and its affiliates.


                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

(1) Financial Statements                                                   Page
    Balance Sheets at December 31, 1995 and 1994                            (1)
    Statements of Operations for the years ended
      December 31, 1995, 1994 and 1993                                      (1)
    Statements of Partners' Capital (Deficit)
      for the years ended December 31, 1995, 1994 and 1993                  (1)
    Statements of Cash Flows for the years ended
      December 31, 1995, 1994 and 1993                                      (1)
    Notes to the Financial Statements                                       (1)
    Report of Independent Auditors                                          (1)

    (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.

(2) Financial Statement Schedules
    All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits.
    The following exhibits are being filed as a part of this report. Documents other than those designated as being filed herewith are incorporated herein by reference.

    3 Form of Restated and Amended Agreement of Limited Partnership (filed as Exhibit 3(b) to a Registration Statement on Form S-11 No. 2-79645 (the "Registration Statement") and incorporated herein by reference).

    4.1  Specimen Certificate for Units of Limited Partnership (filed as
         Exhibit 4 to the Registration Statement and incorporated herein by reference).

    4.2 Form of Restated and Amended Agreement of Limited Partnership (filed as Exhibit 3(b) to the Registration Statement and incorporated herein by reference).

    10.1 Agreement for Sale of Timberlands, dated July 27, 1983, between John
         M. McClurd, Sr., Clinton Wright, Sr., G.C. Harrell, Sr., and Glenn Campbell, as trustees of the Estate of Flora Burie Gray, and the Registrant (filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 (the "1983 Annual Report") and incorporated herein by reference).

    10.2 Indenture dated September 4, 1984, between the Registrant and St. Regis Corporation (filed as Exhibit 10 to the Current Report on Form 8-K, dated September 4, 1984 and incorporated herein by reference).

    10.3 Loan Agreement, dated October 13, 1987, between the Registrant and Gilman Investment Company (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (the "1987 Annual Report") and incorporated herein by reference.

    13.1 Annual Report to Unitholders for the year ended December 31, 1995.

    28.1 Prospectus, dated November 16, 1982 (filed as Exhibit 28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982 (the "1982 Annual Report") and incorporated herein by reference).

    27   Financial Data Schedule

    28.2 Current Report on Form 8-K, dated August 31, 1983 (filed as Exhibit
         28.2 to the 1983 Annual Report and incorporated herein by reference).


(4) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of calendar year 1995.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 27, 1996

                                     SOUTHERN TIMBER PARTNERS 2

                                     BY: Timber Resources Corp. II
                                         General Partner





                                      BY:    /s/ Paul L. Abbott
                                      Name:  Paul L. Abbott
                                      Title: Director, President and
                                             Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                      TIMBER RESOURCES CORP. II
                                      General Partner





Date:	March 27, 1996
                                        BY:   /s/ Paul L. Abbott
                                              Paul L. Abbott
                                              Director, President and
                                              Chief Financial Officer






Date:	March 27, 1996
                                        BY:   /s/ Kate Hobson
                                              Kate Hobson
                                              Vice President



                                  EXHIBIT 13.1