Form 10-Q
period 1996-03-31
SOUTHERN TIMBER PARTNERS 2
filed 1996-05-10
CIK 707600

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

    or

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11894


                           SOUTHERN TIMBER PARTNERS 2
              Exact Name of Registrant as Specified in its Charter


           Delaware                                  13-3139157
State or Other Jurisdiction of
Incorporation or Organization            I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: AndrE Anderson                  10285
Address of Principal Executive Offices               Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X    No ____


Balance Sheets                                 At March 31,     At December 31,
                                                      1996                1995
Assets
Timber and timberland, at cost:                 $3,494,679          $3,494,679
Less accumulated depreciation                   (1,915,663)         (1,915,663)
                                                 1,579,016           1,579,016
Cash and cash equivalents                        2,256,804           2,332,145
Prepaid insurance                                    2,750               4,813
Investment in joint venture                      4,539,705           4,546,246
   Total Assets                                 $8,378,275          $8,462,220
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses             $43,993             $28,498
 Due to affiliates                                  85,513             139,481
   Total liabilities                               129,506             167,979
Partners' Capital (Deficit):
 General Partner                                   (24,766)            (24,311)
 Limited Partners (37,191 units outstanding)     8,273,535           8,318,552
   Total Partners' Capital                       8,248,769           8,294,241
   Total Liabilities and Partners' Capital      $8,378,275          $8,462,220






Statement of Partners' Capital (Deficit)        Limited     General
For the three months ended March 31, 1996      Partners     Partner    Total
Balance at December 31, 1995                 $8,318,552   $(24,311)  $8,294,241
Net loss                                        (45,017)      (455)     (45,472)
Balance at March 31, 1996                    $8,273,535   $(24,766)  $8,248,769


Statements of Operations
For the three months ended March 31,                1996          1995
Income
 Interest                                        $32,678       $10,235
 Other                                               715         2,715
   Total income                                   33,393        12,950
Expenses
Property operating                                22,442        27,288
General and administrative                        49,882        21,456
   Total expenses                                 72,324        48,744
Loss from operations                             (38,931)      (35,794)
Other Income (Loss)
Income (loss) from joint venture                  (6,541)       15,948
   Net Loss                                     $(45,472)     $(19,846)
Net Loss Allocated:
To the General Partner                             $(455)        $(199)
To the Limited Partners                          (45,017)      (19,647)
                                                $(45,472)     $(19,846)
Per limited partnership unit
(37,191 outstanding)                              $(1.21)        $(.53)




Statements of Cash Flows
For the three months ended March 31,                        1996         1995
Cash Flows From Operating Activities
Net loss                                                $(45,472)     $(19,846)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
 (Income) loss from joint venture                          6,541       (15,948)
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities
   Accounts receivable                                      -           69,359
   Prepaid insurance                                       2,063         2,538
   Due from Joint Venture                                   -           (1,332)
   Accounts payable and accrued expenses                  15,495       (28,761)
   Due to affiliates                                     (53,968)        1,989
Net cash provided by (used for) operating activities     (75,341)        7,999
Net increase (decrease) in cash and cash equivalents     (75,341)        7,999
Cash and cash equivalents, beginning of period         2,332,145       689,002
Cash and cash equivalents, end of period              $2,256,804      $697,001


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
The Partnership had cash and cash equivalents at March 31, 1996 of $2,256,804, compared to $2,332,145 at December 31, 1995. The decrease is primarily due to the payment of management fees accrued at December 31, 1995. The Partnership's cash, along with funds generated from future timber and timberland sales, are expected to provide sufficient liquidity for operations.

Accounts payable and accrued expenses totaled $43,993 at March 31, 1996, compared to $28,498 at December 31, 1995. The increase is primarily attributable to the accrual of legal fees and real estate taxes and the timing of payment for printing expenses. Due to affiliates decreased from $139,481 at December 31, 1995 to $85,513 at March 31, 1996. The decrease is due to the partial payment of management fees accrued at December 31, 1995.

The Partnership currently owns approximately 2,746 acres of timberland outright, in addition to a 76% share in the Laurel View tract (the "Joint Venture"), a 1,709 acre tract located near Savannah, Georgia. While the Laurel View tract could be sold as timberland, its greater value would be realized if sold as a development site due to its coastal location and close proximity to major interstate highways. It is expected that the General Partner will begin actively marketing the tract during 1996.

Results of Operations
The Partnership's operations resulted in a net loss of $45,472 for the three months ended March 31, 1996, compared to a net loss of $19,846, for the corresponding period in 1995. The increase in net loss is due to net loss from the Joint Venture during 1996 compared to net income from the Joint Venture in 1995, coupled with increases in both legal fees and professional fees in 1996.

Interest income totaled $32,678 for the three months ended March 31, 1996, compared to $10,235, for the corresponding period in 1995. The increase is due primarily to a higher cash balance in 1996 compared to the corresponding period in 1995.

Property operating expenses were $22,442 for the three months ended March 31, 1996, compared to $27,288 for the corresponding period in 1995. The decrease is due to a decline in management fees.

General and administrative expenses for the three months ended March 31, 1996 were $49,882, compared to $21,456 for the corresponding period in 1995. The increase is primarily due to higher legal fees and higher professional fees in connection with inventory work performed on the Claxton tract.

The Partnership recognized a loss from the Joint Venture of $6,541 for the three months ended March 31, 1996, compared to income of $15,948 for the corresponding period in 1995. The loss for the period ended March 31, 1996 is mainly attributable to a lack of timber sales and the Joint Venture meeting its normal operating expenses.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b)   Reports on Form 8-K - The following report on
                Form 8-K was filed during the quarter ended March 31, 1996:

          On February 16, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 26, 1996.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SOUTHERN TIMBER PARTNERS 2

                         BY:  Timber Resources Corp.  2
                              General Partner



Date: May 6, 1996        BY:   /s/ Paul L. Abbott
                              Director, President and
                              Chief Financial Officer