Form 10-Q
period 1996-06-30
SOUTHERN TIMBER PARTNERS 2
filed 1996-08-13
CIK 707600

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11894


                           SOUTHERN TIMBER PARTNERS 2
              Exact Name of Registrant as Specified in its Charter


           Georgia                                   13-3139157
State or Other Jurisdiction of
Incorporation or Organization            I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                   10285
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

                              Yes    X    No ____


Balance Sheets                                At June 30,  At December 31,
                                                    1996           1995
Assets
Timber and timberland, at cost:               $3,494,679     $3,494,679
Less accumulated depletion                    (1,915,663)    (1,915,663)
                                               1,579,016      1,579,016
Cash and cash equivalents                      2,244,678      2,332,145
Prepaid insurance                                  5,388          4,813
Investment in joint venture                    4,533,244      4,546,246
  Total Assets                                $8,362,326     $8,462,220
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses          $ 28,707       $ 28,498
 Due to affiliates                               100,563        139,481
  Total liabilities                              129,270        167,979
Partners' Capital (Deficit):
 General Partner                                 (24,923)       (24,311)
 Limited Partners (37,191 units outstanding)   8,257,979      8,318,552
  Total Partners' Capital                      8,233,056      8,294,241
  Total Liabilities and Partners' Capital     $8,362,326     $8,462,220






Statement of Partners' Capital (Deficit)    Limited      General
For the six months ended June 30, 1996      Partners     Partner       Total
Balance at December 31, 1995              $8,318,552    $(24,311)   $8,294,241
Net loss                                     (60,573)       (612)      (61,185)
Balance at June 30, 1996                  $8,257,979    $(24,923)   $8,233,056


Statements of Operations
                           Three months ended June 30, Six months ended June 30,
                                    1996      1995         1996      1995
Income
Gain on sales of timberland      $   0      $10,826      $  0      $10,826
Interest                           29,398    10,983       62,076    21,218
Other                                 780     1,055        1,495     3,770
  Total income                     30,178    22,864       63,571    35,814
Expenses
Property operating                 21,790    27,575       44,232    54,863
General and administrative         17,640    18,421       67,522    39,877
  Total expenses                   39,430    45,996      111,754    94,740

Loss from operations               (9,252)  (23,132)     (48,183)  (58,926)
Other Income (Loss)
Income (loss) from joint venture   (6,461)    6,069      (13,002)   22,017

Net Loss                         $(15,713) $(17,063)    $(61,185) $(36,909)
Net Loss Allocated:
To the General Partner           $   (157) $   (170)    $   (612) $   (369)
To the Limited Partners           (15,556)  (16,893)     (60,573)  (36,540)
                                 $(15,713) $(17,063)    $(61,185) $(36,909)
Per limited partnership unit
(37,191 outstanding)                $(.42)    $(.45)      $(1.63)    $(.98)


Statements of Cash Flows
For the six months ended June 30,                          1996           1995
Cash Flows From Operating Activities
Net loss                                                $(61,185)      $(36,909)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
 Gain on sales of timberland                                0           (10,826)
 (Income) loss from joint venture                         13,002        (22,017)
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Accounts receivable                                       0            73,539
  Prepaid insurance                                         (575)         5,076
  Due from related parties                                  0            (1,332)
  Accounts payable and accrued expenses                      209        (26,669)
  Due to affiliates                                      (38,918)        32,026
Net cash provided by (used for) operating activities     (87,467)        12,888
Cash Flows From Investing Activities
 Proceeds from sales of timberland                          0            42,071
Net cash provided by investing activities                   0            42,071
Net increase (decrease) in cash and cash equivalents     (87,467)        54,959
Cash and cash equivalents, beginning of period         2,332,145        689,002
Cash and cash equivalents, end of period              $2,244,678       $743,961

Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, and the statements of cash flows for the six months ended June 30, 1996 and 1995 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No  significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Liquidity and Capital Resources
The Partnership had cash and cash equivalents at June 30, 1996 of $2,244,678, compared to $2,332,145 at December 31, 1995. The decrease is primarily due to the payment of accrued management fees. The Partnership's cash, along with funds generated from future timber and timberland sales, are expected to provide sufficient liquidity for operations. On August 9, 1996, the Partnership paid a cash distribution to limited partners in the amount of $1,673,892 or $45.00 per Unit. The distribution was paid out of the Partnership's cash reserves to Unitholders of record on July
1, 1996. The General Partner will continue to evaluate the Partnership's cash needs to determine if and when future distributions should be made.

Due to affiliates decreased from $139,481 at December 31, 1995 to $100,563 at June 30, 1996. The decrease is mainly due to the payment of accrued management fees.

The Partnership currently owns approximately 2,746 acres of timberland outright, in addition to a 76% interest in the Laurel View tract (the "Joint Venture"), a 1,709 acre tract located near Savannah, Georgia. While the Laurel View tract could be sold as timberland, its greater value would be realized if sold as a development site due to its coastal location and close proximity to major interstate highways. It is expected that the General Partner will begin actively marketing the tract during 1996.

Results of Operations
The Partnership's operations resulted in net losses of $15,713 and $61,185, respectively, for the three and six months ended June 30, 1996, compared to net losses of $17,063 and $36,909, respectively, for the corresponding periods in 1995. The higher net loss for the six-month period is primarily due to a net loss from the Joint Venture during 1996 compared to net income from the Joint Venture in 1995, coupled with higher expenses in 1996, which was partially offset by an increase in interest income.

Interest income totaled $29,398 and $62,076, respectively, for the three and six months ended June 30, 1996, compared to $10,983 and $21,218, respectively, for the corresponding periods in 1995. The increases are due primarily to higher average cash balances in 1996.

Property operating expenses were $21,790 and $44,232 for the three and six months ended June 30, 1996, compared to $27,575 and $54,863, for the corresponding periods in 1995. The decreases are mainly due to a decline in management fees.

General and administrative expenses for the three and six months ended June 30, 1996 were $17,640 and $67,522, compared to $18,421 and $39,877 for the corresponding periods in 1995. The increase in the six-month period is primarily due to higher legal and professional fees in connection with inventory and appraisal work performed on the tracts.

The Partnership recognized losses from the Joint Venture of $6,461 and $13,002, respectively, for the three and six months ended June 30, 1996, compared to income of $6,069 and $22,017, for the corresponding periods in 1995. The losses for both periods in 1996 are mainly attributable to a lack of timber sales and the Joint Venture meeting its normal operating expenses.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SOUTHERN TIMBER PARTNERS 2

                    BY:  Southern Timber Resources Corp. II
                         General Partner



Date:  August 12, 1996        BY:  /s/ Paul L. Abbott
                                   Director and Chief Executive Officer



Date:  August 12, 1996        BY:  /s/ Robert J. Hellman
                                   President and Chief Financial Officer