Form 10-Q
period 1996-09-30
SOUTHERN TIMBER PARTNERS 2
filed 1996-11-14
CIK 707600

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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


Balance Sheets                           At September 30,    At December  31,
                                                    1996                1995
Assets
Timber and timberland, at cost:               $3,494,679          $3,494,679
Less accumulated depletion                    (1,915,663)         (1,915,663)
                                               1,579,016           1,579,016
Cash and cash equivalents                        546,836           2,332,145
Prepaid insurance                                  3,918               4,813
Investment in joint venture                    4,527,629           4,546,246
  Total Assets                                $6,657,399          $8,462,220
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses        $   34,178          $   28,498
 Due to affiliates                               116,113             139,481
  Total Liabilities                              150,291             167,979
Partners' Capital (Deficit):
       General Partner                           (42,182)            (24,311)
 Limited Partners (37,191 units outstanding)   6,549,290           8,318,552
  Total Partners' Capital                      6,507,108           8,294,241
  Total Liabilities and Partners' Capital     $6,657,399          $8,462,220




Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996    Limited      General
                                                Partners     Partner     Total
Balance at December 31, 1995                  $8,318,552   $(24,311) $8,294,241
Cash distributions                            (1,673,892)   (16,908) (1,690,800)
Net loss                                         (95,370)      (963)    (96,333)
Balance at September 30, 1996                 $6,549,290   $(42,182) $6,507,108


Statements of Operations
                                      Three months ended      Nine months ended
                                         September 30,           September 30,
                                       1996        1995        1996        1995
Income
Loss on sales of timberland        $    -       $(34,454)  $    -      $(23,628)
Interest                              17,031      16,130      79,107     37,348
Other                                    385         930       1,880      4,700
  Total income                        17,416     (17,394)     80,987     18,420
Expenses
Property operating                    21,519      28,287      65,751     83,150
General and administrative            25,430      24,763      92,952     64,640
  Total expenses                      46,949      53,050     158,703    147,790
Loss from operations                 (29,533)    (70,444)    (77,716)  (129,370)
Other Income (Loss)
Income (loss) from joint venture      (5,615)     (7,067)    (18,617)    14,950
Net Loss                            $(35,148)   $(77,511)   $(96,333) $(114,420)
Net Loss Allocated:
To the General Partner              $   (351)   $   (775)   $   (963)   $(1,144)
To the Limited Partners              (34,797)    (76,736)    (95,370)  (113,276)
                                    $(35,148)   $(77,511)   $(96,333) $(114,420)
Per limited partnership unit
(37,191 outstanding)                   $(.93)     $(2.06)     $(2.56)    $(3.05)


Statements of Cash Flows
For the nine months ended September 30,                   1996           1995
Cash Flows From Operating Activities
Net loss                                                $(96,333)     $(114,420)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
 Loss on sales of timberland                                -            23,628
 (Income) loss from joint venture                         18,617        (14,950)
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Accounts receivable                                       -            73,539
  Prepaid insurance                                          895          5,922
  Due from related parties                                  -             8,494
  Accounts payable and accrued expenses                    5,680        (27,335)
  Due to affiliates                                      (23,368)        56,682
Net cash provided by (used for) operating activities     (94,509)        11,560
Cash Flows From Financing Activities
 Cash distributions                                   (1,690,800)          -
Net cash used for financing activities                (1,690,800)          -
Cash Flows From Investing Activities
 Proceeds from sales of timberland                          -           669,873
Net cash provided by investing activities                   -           669,873
Net increase (decrease) in cash and cash equivalents  (1,785,309)       681,433
Cash and cash equivalents, beginning of period         2,332,145        689,002
Cash and cash equivalents, end of period             $   546,836     $1,370,435


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, and the statements of cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partners' capital (deficit) for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
The Partnership had cash and cash equivalents at September 30, 1996 of $546,836, compared to $2,332,145 at December 31, 1995. The decrease is primarily due to the payment of a cash distribution to the partners on August 9, 1996, in the amount of $1,690,800 or $45.00 per limited partnership Unit. The General Partner will continue to evaluate the Partnership's cash needs to determine if and when future distributions should be made. The Partnership's cash, along with funds generated from future timber and timberland sales, are expected to provide sufficient liquidity for operations.

Due to affiliates decreased from $139,481 at December 31, 1995 to $116,113 at September 30, 1996. The decrease is mainly due to the payment of accrued management fees.

The Partnership currently owns approximately 2,746 acres of timberland outright, in addition to a 76% share in the Laurel View tract (the "Joint Venture"), a 1,709 acre tract located near Savannah, Georgia. While the Laurel View tract could be sold as timberland, its greater value would be realized if sold as a development site due to its coastal location and close proximity to major interstate highways. The General Partner has begun actively marketing the Laurel View Tract, together with Southern Timber Partners I, an affiliated Partnership, which owns a 24% interest in the tract.

During the third quarter, the Partnership entered into negotiations for sales of individual parcels of the entire Gray tract. One of these sales was finalized in November 1996, resulting in net proceeds to the Partnership of $280,545. The remaining sales, which could occur in the fourth quarter, are pending a land survey. Given this contingency, there can be no assurance the sales will occur.


Results of Operations
The Partnership's operations resulted in net losses of $35,148 and $96,333, for the three and nine months ended September 30, 1996, respectively, compared to net losses of $77,511 and $114,420, for the corresponding periods in 1995. The lower net loss for the three-month period was due to the loss on sales of
timberland in     1995.  The lower net loss for the nine- month period was
primarily due to higher interest income earned in 1996 compared to 1995.

Interest income totaled $17,031 and $79,107, for the three and nine months ended September 30, 1996, respectively, compared to $16,130 and $37,348, for the corresponding periods in 1995. The increases are primarily due to higher average cash balances for the first six months of 1996.

Property operating expenses were $21,519 and $65,751 for the three and nine months ended September 30, 1996, compared to $28,287 and $83,150, for the corresponding periods in 1995. The decreases are mainly due to a decline in management fees.

General and administrative expenses for the three and nine months ended September 30, 1996 were $25,430 and $92,952, compared to $24,763 and $64,640 for the same periods in 1995. The increase in the nine-month period is primarily due to higher legal and professional fees in connection with inventory and appraisal work performed on the Claxton Tract.

The Partnership recognized losses from the Joint Venture of $5,615 and $18,617, for the three and nine months ended September 30, 1996, compared to a loss from Joint Venture of $7,067 and income from Joint Venture of $14,950 for the corresponding periods in 1995. The losses for both the three- and nine-month periods in 1996 and the three month loss in 1995 are mainly attributable to a lack of timber sales and the Joint Venture meeting its normal operating expenses. The income from Joint Venture in the nine-month period in 1995 is due to sales of timber during the first half of 1995.

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.






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



                                SOUTHERN TIMBER PARTNERS 2
                           BY:  Timber Resources Corp. II
                                General Partner



Date:  November 12, 1996   BY:  /s/ Paul L. Abbott
                                Director and Chief Executive Officer



Date:  November 12, 1996   BY:  /s/ Robert J. Hellman
                                 President and Chief Financial Officer