Form 10-K
period 1996-12-31
SOUTHERN TIMBER PARTNERS 2
filed 1997-03-26
CIK 707600

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended:  December 31, 1996

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

3 World Financial Center, 29th Floor
New York, NY    Attn.:  Andre Anderson         10285
Address of principal executive offices        Zip code

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X

DOCUMENTS INCORPORATED BY REFERENCE:
The Registrant's Prospectus dated November 16, 1982, (filed as
Exhibit 28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982) is incorporated by reference in Part I.

The Registrant's Annual Report to Unitholders for the year ended
December 31, 1996 is incorporated by reference in Parts I, II,
III and IV.

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

In 1982, the Registrant concluded a public offering (the "Offering") of 40,000 units of limited partnership interest (the "Units") at a price of $500 per Unit. The Units were registered under the Securities Act of 1933 on Form S-11 (Registration No. 2-79645) which had been declared effective November 16, 1982. Reference is made to the Prospectus of the Registrant dated November 16, 1982, filed pursuant to Rules 424(b), under the Securities Act of 1933 and incorporated herein by reference (said Prospectus is hereinafter called the "Prospectus"). The Registrant terminated this Offering on June 27, 1983 and admitted 2,363 limited partners on April 1, 1983 and 1,401 limited partners on July 1, 1983. The limited partners made aggregate capital contributions to the Registrant of $18,595,500 representing the purchase of 37,191 Units. As of December 31, 1984, the Registrant had expended or committed $15,999,035 in the acquisition of timber properties, which represented 100% of the proceeds of the Offering available for investment in timber properties. The Registrant may sell or exchange its properties for other timber properties at any time. However, the Registrant may not reinvest the proceeds from sales in additional properties. The Registrant may also invest in timber through the purchase of timber cutting rights but has not invested in such rights to date. The Registrant may utilize borrowings to increase its invested assets if the General Partner determines that the terms of such borrowings would be advantageous to the Registrant. At this time, the General Partner does not anticipate utilizing additional borrowings.

On October 13, 1987, the Registrant contributed $3,011,417 in cash to a newly formed joint venture, Southern Timber Venture Partners 1, formerly Hutton Timber Venture Partners 1 (the "Joint Venture") in exchange for a 76% interest in the Joint Venture.
An affiliated partnership, Southern Timber Partners I contributed 1,239 acres of timberland with an appraised value of $946,676 in exchange for the remaining 24% interest in the Joint Venture. On October 15, 1987 substantially all of these contributions were applied to the acquisition of a 1,709 acre tract of timberland (the "Laurel View Tract") located in Liberty County, Georgia.
For a description of the Joint Venture see Note 6 of Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.

The Partnership will continue until December 31, 1997 unless terminated sooner in accordance with the terms of the Partnership Agreement. However, the Partnership Agreement states that the General Partner can extend the life of the Partnership beyond the termination date if it is determined that a sale of the timberland at that time would cause undue loss to the partners. The Partnership's liquidation will be accomplished through the liquidation of the Partnership's assets which primarily consist of two separate tracts of timberland which contain mostly pre-merchantable timber and a 76% interest in the Laurel View Tract. During 1996 the General Partner began marketing the Laurel View Tract for sale with the assistance of CB Commercial, a commercial real estate brokerage firm. Reference is made to Item 7 of this Form 10-K and the "Message to Investors" section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14 and incorporated herein by reference.


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

In addition to income from harvesting or sale of timberlands, the General Partner may and has, in situations deemed appropriate, endeavored to produce additional cash flow for the Registrant by ancillary land uses. These may include cattle grazing, mineral operations, recreational and hunting leases, and conversion or sale of sites for higher value uses. In the year ended December 31, 1996, there were no such revenues.

(c)  Narrative Description of Business

The primary investment objectives of the Partnership are:

     (1) long-term capital appreciation of its timber properties, and

     (2) cash flow derived from periodic harvesting of timber.

The ownership and operation of timber properties involves a number of risks, and there is no assurance that the Registrant will ultimately achieve its investment objectives. Risks, among others, include changes in governmental regulations, fire hazards, insect damage, diseases and timber theft, and risks of market fluctuations. The General Partner believes the employment of good forest management practices helps to ameliorate the physical risks of timber investments, however, these risks cannot be eliminated entirely. (See the caption entitled "Risk Factors" in the Prospectus which is incorporated herein by reference.)

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

(d)  Competition

The Registrant competes in the sale of timber and timberland with many other persons and firms holding timberland investments, including large paper and lumber companies and numerous private landowners. Many of such competitors have greater financial resources and experience in the forest industry than the Registrant.

(e)  Employees

The Partnership has no employees.


Item 2.  Properties

Incorporated by reference to the section titled "Tract Profiles" included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14 and incorporated herein by reference. For information on the Partnership's Joint Venture, see Note 6 of Notes to the Financial Statements, which is also included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.




Item 3.  Legal Proceedings

As of December 31, 1996, the Registrant was not a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of limited partners during the fourth quarter of the year for which this report is filed.


                             PART II


Item 5.  Market for the Partnership's Limited Partnership
Interests and Related Security Holder Matters

(a)  Market Information

There is no established trading market for the Units of the Registrant.

(b)  Holders

As of December 31, 1996 there were 3,657 holders of the Units of the Registrant.

(c)  Distributions

The Registrant made a cash distribution to the limited partners on August 9, 1996 in the amount of approximately $45.00 per Unit.
The Registrant paid no cash distributions during the years ended
December 31, 1995 or 1994.


Item 6.  Selected Financial Data

Incorporated by reference to "Financial Highlights" of the Partnership's Annual Report to Unitholders for the year ended
December 31, 1996.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

(a)  Liquidity and Capital Resources
The Partnership currently owns a total of approximately 1,953 acres of timberland on two separate tracts_ the Claxton Tract (1,780 acres) and the Southern Timberland Tract (173 acres)_and a 76% interest in the Joint Venture which owns the 1,709 acre Laurel View tract. All of the Partnership's tracts are located in Georgia. Most of the timber from the Claxton and Southern Timberlands tracts has been cut and sold in the past. Accordingly, these tracts currently contain mainly premerchantable timber which the Partnership had planted after past cuttings. A limited market does exist for premerchantable timber and is composed of those investors who would view such a purchase as a long-term investment. It is likely that any increase in the Claxton and Southern Timberland tracts' value will be largely attributable to the aging of the premerchantable timber stands. While the Laurel View tract could be sold as timberland, it is contemplated that a higher value would be realized if the tract was sold as a development site due to its coastal location, close proximity to major interstate highways and other considerations. Additional information concerning the Partnership's timber tracts is incorporated by reference to the "Message to Investors" and the "Tract Profiles" of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.

Net timber and timberland totaled $1,160,233 at December 31, 1996, compared to $1,579,016 at December 31, 1995. The decrease is due to the sale of the Gray Tract during the fourth quarter of 1996.


At December 31, 1996, the Partnership's cash balance totaled
$914,981 compared to $2,332,145 at December 31, 1995.   The
decrease in cash is due primarily to the payment of a $1,690,800 distribution (approximately $45.00 per Unit) paid to partners on August 9, 1996. The decrease was partially offset by net proceeds received from the sale of the Gray Tract. The Partnership's cash, along with funds generated from future timber and timberland sales, are expected to provide sufficient liquidity for operations.

Due from related party was $31,850 at December 31, 1996, compared to $0 at December 31, 1995. The increase represents 1996 real estate tax payments made on behalf of the Joint Venture. Due to affiliates totaled $66,535 at December 31, 1996, compared to $131,981 at December 31, 1995. The decrease is largely due to the timing of the payment of accrued management fees.

On February 16, 1996, based upon, among other things, the advice of legal counsel, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 26, 1996.

(b)  Results of Operations

1996 versus 1995
The Partnership's operations resulted in net losses of $77,658 and $101,492 for the years ended December 31, 1996 and 1995, respectively. The decrease in net loss is primarily attributable to an increase in interest income and larger gain on sales of timberland in 1996, partially offset by an increase in general and administrative expenses.

Gain on sales of timberland was $56,265 compared to $2,358 for the years ended December 31, 1996 and 1995, respectively. The 1996 gain on sales of timberland was the result of the sale of the entire Gray Tract. The $2,358 gain on sales of timberland for the year ended December 31, 1995, was attributable to gains on the sale of 440 acres of timberland from the Gray Tract and 244 acres of timberland from the Claxton Tract, partially offset by losses on sales of 2,944 acres from the Claxton Tract.

Interest income totaled $88,788 for the year ended December 31, 1996, compared to $59,220 for the year ended December 31, 1995.
The increase is the result of higher average cash balances in 1996 compared to 1995.

For the year ended December 31, 1996, other income totaled
$3,075, compared to $10,451 in the prior year. The decrease is the result of a lack of ancillary income in 1996.

For the year ended December 31, 1996, property operating expenses were $75,735 compared to $96,387 for the year ended December 31, 1995. The decrease results from decreases in real estate taxes and management fees in 1996 due to land sales which occurred in 1995. General and administrative expenses for the year ended December 31, 1996 were $121,409, compared to $84,876 for 1995.
The increase is primarily the result of increases in partnership servicing fees, higher professional fees related to inventory and appraisal work performed on the Claxton Tract, and an increase in printing and postage costs related to the mailing of the special distribution in August 1996.

The Partnership has a 76% interest in the Joint Venture which owns the 1,709 acre Laurel View tract. The Partnership recognized a loss of $28,642 from Joint Venture's operations for the year ended December 31, 1996, compared to income from Joint Venture operations of $7,742 for the year ended December 31, 1995. The loss in 1996 was due primarily to the lack of timber sales and to the Joint Venture meeting its normal operating expenses. The 1995 income from Joint Venture is mainly attributable to the sale of timber and is offset by ordinary operating expenses.


1995 versus 1994
The Partnership's operations resulted in net losses of $101,492 and $257,299 for the years ended December 31, 1995 and 1994, respectively. The decrease in net loss is primarily attributable to an increase in interest income, a decrease in operating expenses and the recognition of income from joint venture in 1995 as compared to the recognition of a loss from joint venture in 1994.

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


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, included as
Exhibit 13.1.

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

The director and executive officers of the General Partner are as follows:

          Name                Office
          Paul L. Abbott      Director and Chief Executive Officer
          Robert J. Hellman   President and Chief Financial Officer
          John Barker         Vice President

Paul L. Abbott, 51, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Robert J. Hellman, 42, is a Senior Vice President of Lehman Brothers and is responsible for investment management of retail, commercial and residential real estate. Since joining Lehman Brothers in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University, and a law degree from Fordham University.

John Barker, 27, is an Associate of Lehman Brothers Inc. and is responsible for the investment management of retail, commercial and residential real estate. Since joining Lehman Brothers in 1996, Mr. Barker has been involved in restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Barker worked in valuation and investment sales for Jones Lang Woonton USA and was an officer in the United States Navy. Mr. Barker received an undergraduate degree from the University of Pennsylvania and a graduate degree from the Navy Supply Corps School.

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

(b)  Security ownership of management

As of December 31, 1996, no director or officer of the General
Partner owned any Units of the Registrant.

(c)  Changes in control

None.

Item 13.  Certain Relationships and Related Transactions

Reference is made to Note 4 of the Financial Statements of the Partnership's 1996 Annual Report to Unitholders for information regarding fees paid to the General Partner and its affiliates.


                             PART IV


Item 14.  Exhibits, Financial Statements Schedules and Reports on
Form 8-K

(1)  Financial Statements
                                                             Page
 Balance Sheets at December 31, 1996 and 1995                 (1)
 Statements of Operations for the years ended
   December 31, 1996, 1995 and 1994                           (1)
 Statements of Partners' Capital (Deficit) for
   the years ended December 31, 1996, 1995 and 1994           (1)
 Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994                           (1)
 Notes to the Financial Statements                            (1)
 Report of Independent Auditors                               (1)

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.

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



          13.1 Annual Report to Unitholders for the year ended
          December 31, 1996.

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

          27   Financial Data Schedule

          28.2 Current Report on Form 8-K, dated August 31, 1983
          (filed as Exhibit 28.2 to the 1983 Annual Report and incorporated herein by reference).


(4)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of calendar year 1996.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SOUTHERN TIMBER PARTNERS 2

Dated:    March 24, 1996      BY:  Timber Resources Corp. II
                                   General Partner





Dated:    March 24, 1996      BY:  /s/ Paul L. Abbott
                            Name:     Paul L. Abbott
                           Title:     Director and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                         TIMBER RESOURCES CORP. II
                         General Partner





Date:     March 24, 1997      BY:  /s/ Paul L. Abbott
                                      Paul L. Abbott
                                      Director and Chief Executive Officer





Date:     March 24, 1997      BY:  /s/ Robert J. Hellman
                                      Robert J. Hellman
                                      President and Chief Financial Officer





Date:     March 24, 1997      BY:  /s/ John Barker
                                      John Barker
                                      Vice President