Form 10-Q
period 1997-03-31
SOUTHERN TIMBER PARTNERS 2
filed 1997-05-14
CIK 707600

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1997

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
Incorporation or Organization           I.R.S. Employer IdentificationNo.


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

                       Yes    X    No ____


Balance Sheets                                  At March 31,   At December 31,
                                                       1997              1996
Assets
Timber and timberland, at cost:                  $1,160,233        $1,160,233
Cash and cash equivalents                           880,010           914,981
Prepaid insurance                                       981             2,450
Due from related party                               31,850            31,850
Investment in joint venture                       4,503,923         4,517,604
  Total Assets                                   $6,576,997        $6,627,118
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses           $   26,734        $   34,800
 Due to affiliates                                   68,300            66,535
  Total Liabilities                                  95,034           101,335
Partners' Capital (Deficit):
 General Partner                                    (42,434)          (41,996)
 Limited Partners (37,191 units outstanding)      6,524,397         6,567,779
  Total Partners' Capital                         6,481,963         6,525,783
  Total Liabilities and Partners' Capital        $6,576,997        $6,627,118




Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                    General            Limited
                                    Partner            Partners         Total
Balance at December 31, 1996       $(41,996)        $6,567,779       $6,525,783
Net loss                               (438)           (43,382)         (43,820)
Balance at March 31, 1997          $(42,434)        $6,524,397       $6,481,963



Statements of Operations
For the three months ended March 31,          1997           1996
Income
 Interest                                 $ 11,806       $ 32,678
 Other                                       1,040            715
  Total Income                              12,846         33,393
Expenses
Property operating                          19,170         22,442
General and administrative                  23,815         49,882
  Total Expenses                            42,985         72,324
Loss from operations                       (30,139)       (38,931)
Other Loss
Loss from joint venture                    (13,681)        (6,541)
  Net Loss                                $(43,820)      $(45,472)
Net Loss Allocated:
To the General Partner                    $   (438)      $   (455)
To the Limited Partners                    (43,382)       (45,017)
                                          $(43,820)      $(45,472)
Per limited partnership unit
(37,191 outstanding)                        $(1.17)        $(1.21)




Statements of Cash Flows
For the three months ended March 31,                        1997           1996
Cash Flows From Operating Activities
Net loss                                                $(43,820)      $(45,472)
Adjustments to reconcile net loss to net cash
Used for operating activities:
 Loss from joint venture                                  13,681          6,541
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities
  Prepaid insurance                                        1,469          2,063
  Accounts payable and accrued expenses                   (8,066)        19,995
  Due to affiliates                                        1,765        (58,468)
Net cash used for operating activities                   (34,971)       (75,341)
Net decrease in cash and cash equivalents                (34,971)       (75,341)
Cash and cash equivalents, beginning of period           914,981      2,332,145
Cash and cash equivalents, end of period                $880,010     $2,256,804


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital (deficit) for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to confirm to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 21, 1997 the Partnership completed a combined sale of the entire Claxton and Southern Timberland Tracts for net proceeds of $1,594,214 and a net gain of approximately $434,000.


Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Liquidity and Capital Resources
The Partnership had cash and cash equivalents at March 31, 1997 of $880,010, compared to $914,981 at December 31, 1996. The decrease is primarily due to the payment of property operating and general administrative expenses in excess of interest and other income in 1997. The Partnership's cash, along with funds generated from future timber and timberland sales, are expected to provide sufficient liquidity for operations.

Accounts payable and accrued expenses totaled $26,734 at March 31, 1997, compared to $34,800 at December 31, 1996. The decrease is primarily attributable to the payment of audit, professional fees and postage expenses.

On April 21, 1997 the Partnership completed a combined sale of the entire Claxton and Southern Timberland Tracts for net proceeds of $1,594,214 and a net gain of approximately $434,000. These proceeds were distributed to the partners on April 30, 1997. The Partnership's sole remaining timberland asset is a 76% interest in a joint venture (the "Joint Venture") which owns the Laurel View Tract, a 1,709 acre tract located near Savannah, Georgia. The remaining 24% interest in the Joint Venture is owned by an affiliated partnership, Southern Timber Partners I. The partnerships have begun actively marketing the parcel for sale, and during 1996 engaged the services of CB Commercial, a national commercial real estate brokerage firm. Due to the unique nature of the Laurel View Tract, the General Partner anticipates it may require several months or longer to secure an acceptable price for the property. Although the Partnership will attempt to sell the tract during 1997, there can be no assurance a sale will occur or that any particular price will be obtained. Should a sale not be consummated, the Partnership will continue to hold the property and search for a purchaser.

Results of Operations
The Partnership's operations resulted in net losses of $43,820 for the three months ended March 31, 1997, compared to $45,472, for the corresponding period in 1996, as lower total expenses were mostly offset by lower interest income and a higher net loss from joint venture.

Interest income totaled $11,806 for the three months ended
March 31, 1997, compared to $32,678, for the corresponding period in 1996. The decrease is due primarily to a lower cash balance in 1997 compared to 1996 as a result of a cash distribution to the partners in the amount of $1,615,367 in August 1996.

Property operating expenses were $19,170 for the three months ended March 31, 1997, compared to $22,442 for 1997. General and administrative expenses were $23,815 for the three months ended March 31, 1997 compared to $49,882 for the same period in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates. The decrease is primarily due to lower legal fees, professional fees and partnership servicing fees.

The Partnership recognized losses from the Joint Venture of $13,681 and $6,541 for the three months ended March 31, 1997 and 1996, respectively. The higher loss for the period ended
March 31, 1997 is mainly attributable to the first quarter 1997 payment of general and administrative expenses relating to the Joint Venture, whereas no such expenses were paid in the first quarter of 1996.


Part II  Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SOUTHERN TIMBER PARTNERS 2

                         BY:  Timber Resources Corp. II
                              General Partner



Date: May 13, 1997       BY:  /s/ Paul L. Abbott
                              Director, President and Chief Financial Officer