Form 10-Q
period 1997-06-30
SOUTHERN TIMBER PARTNERS 2
filed 1997-08-14
CIK 707600

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X    Quarterly Report Pursuant to Section 13 or
              15(d) of the Securities Exchange Act of 1934

              For the Quarterly Period Ended June 30, 1997

                                or

              Transition Report Pursuant to Section 13 or
              15(d) of the Securities Exchange Act of 1934

              For the Transition period from ______  to ______


                  Commission File Number: 0-11894


                   SOUTHERN TIMBER PARTNERS 2
      Exact Name of Registrant as Specified in its Charter


           Georgia
State or Other Jurisdiction of                   13-3139157
Incorporation or Organization           I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson              10285
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




Balance Sheets                                 At June 30,     At December 31,
                                                     1997                1996
Assets
Timber and timberland, at cost:               $        --      $    1,160,233
Cash and cash equivalents                         823,361             914,981
Prepaid insurance                                   5,562               2,450
Due from related party                             31,850              31,850
Investment in joint venture                     4,494,813           4,517,604
  Total Assets                                $ 5,355,586      $    6,627,118

Liabilities and Partners' Capital
Liabilities:
Accounts payable and accrued expenses         $    29,425      $       34,800
Due to affiliates                                  64,667              66,535
  Total Liabilities                                94,092             101,335
Partners' Capital (Deficit):
 General Partner                                  (41,996)            (41,996)
 Limited Partners (37,191 units outstanding)    5,303,490           6,567,779
  Total Partners' Capital                       5,261,494           6,525,783
  Total Liabilities and Partners' Capital     $ 5,355,586      $    6,627,118



Statement of Partners' Capital (Deficit)
                                           General        Limited
For the six months ended June 30, 1997     Partner       Partners        Total

Balance at December 31, 1996            $  (41,996)   $ 6,567,779  $ 6,525,783
Cash distributions                         (16,154)    (1,599,213)  (1,615,367)
Net income                                  16,154        334,924      351,078
Balance at June 30, 1997                $  (41,996)   $ 5,303,490  $ 5,261,494



Statements of Operations              Three months             Six Months
                                     ended June 30,           ended June 30,
                                    1997        1996        1997         1996
Income
Gain on sales of timberland    $ 433,981   $      --   $ 433,981   $       --
Interest                          13,608      29,398      25,414       62,076
Other                              1,360         780       2,400        1,495
  Total income                   448,949      30,178     461,795       63,571

Expenses
Property operating                15,490      21,790      34,660       44,232
General and administrative        29,451      17,640      53,266       67,522
  Total expenses                  44,941      39,430      87,926      111,754
Income (loss) from operations    404,008      (9,252)    373,869      (48,183)
Other Loss
Loss from joint venture           (9,110)     (6,461)    (22,791)     (13,002)
     Net Income (Loss)         $ 394,898   $ (15,713)  $ 351,078   $  (61,185)
Net Income (Loss) Allocated:
To the General Partner         $  16,592   $    (157)  $  16,154   $     (612)
To the Limited Partners          378,306     (15,556)    334,924      (60,573)
                               $ 394,898   $ (15,713)  $ 351,078   $  (61,185)
Per limited partnership unit
(37,191 outstanding)              $10.17       $(.42)      $9.01       $(1.63)



Statements of Cash Flows
For the six months ended June 30,                         1997           1996
Cash Flows From Operating Activities
Net income (loss)                                   $  351,078     $  (61,185)
Adjustments to reconcile net income (loss)
to net cash used for operating activities:
 Gain on sales of timberland                          (433,981)            --
 Loss from joint venture                                22,791         13,002
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
    Prepaid insurance                                   (3,112)          (575)
    Accounts payable and accrued expenses               (5,375)         3,209
    Due to affiliates                                   (1,868)       (41,918)
Net cash used for operating activities                 (70,467)       (87,467)
Cash Flows From Investing Activities
 Proceeds from sales of timberland                   1,594,214             --
Net cash provided by investing activities            1,594,214             --
Cash Flows From Financing Activities
 Cash distributions paid                            (1,615,367)            --
Net cash used for financing activities              (1,615,367)            --
Net decrease in cash and cash equivalents              (91,620)       (87,467)
Cash and cash equivalents, beginning of period         914,981      2,332,145
Cash and cash equivalents, end of period            $  823,361     $2,244,678



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996 and the statement of partners' capital (deficit) for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification Certain prior year amounts have been reclassified to conform to the current year's presentation.

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



Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Liquidity and Capital Resources

On April 21, 1997 the Partnership completed a combined sale of the entire Claxton and Southern Timberland Tracts for net proceeds of $1,594,214 and a net gain of approximately $434,000. On April 30, 1997, the Partnership paid a cash distribution to the limited partners in the amount of $1,599,213, or $43 per Unit, representing proceeds from the sale of the Claxton and Southern Timberland Tracts.

The Partnership's sole remaining timberland asset is a 76% interest in a joint venture (the "Joint Venture") which owns the Laurel View Tract, a 1,709 acre tract located near Savannah, Georgia. The remaining 24% interest in the Joint Venture is owned by an affiliated partnership, Southern Timber Partners 1. The partnerships began actively marketing the parcel for sale, and during 1996 engaged the services of CB Commercial, a national commercial real estate brokerage firm. The General Partner has been in discussions with several possible buyers, but to date, no final agreements have been reached. Although the Partnership will attempt to sell the Laurel View Tract during 1997, there can be no assurance a sale will occur within this time frame or that any particular price will be obtained.

The Partnership had cash and cash equivalents at June 30, 1997 of $823,361 compared to $914,981 at December 31, 1996. The decrease is primarily due to distributions to the limited partners and the payment of property operating and general and administrative expenses in excess of interest and other income in 1997. The Partnership's cash, along with funds generated from future timberland sales from the Joint Venture, are expected to provide sufficient liquidity for operations.

Accounts payable and accrued expenses totaled $29,425 at June 30, 1997, compared to $34,800 at December 31, 1996. The decrease is primarily attributable to the payment of audit, professional fees and postage expenses.

Results of Operations

The Partnership's operations resulted in net income of $394,898 and $351,078, respectively, for the three and six months ended June 30, 1997, compared to net losses of $15,713 and $61,185, respectively, for the corresponding periods in 1996. The change from net loss to net income for the three-month period is primarily due to an increase in total income resulting from the gain on the sale of the Claxton and Southern Timberland Tracts, which was partially offset by an increase in total expenses and loss from the Joint Venture. The change from net loss to net income for the six-month period is primarily due to an increase in total income resulting from the gain on the sale of the Claxton and Southern Timberland Tracts and a decrease in total expenses, which was partially offset by an increase in loss from the Joint Venture.

The Partnership generated total income of $448,949 and $461,795 for the three and six months ended June 30, 1997, respectively, compared to total income of $30,178 and $63,571 for the corresponding periods in 1996. The increases in total income for the 1997 periods are primarily attributable to the gain on sales of timberland, which was partially offset by decreases in interest income. Interest income totaled $13,608 and $25,414 for the three and six months ended June 30, 1997, respectively, compared to $29,398 and $62,076, respectively, for the corresponding periods in 1996. The decreases are primarily the result of a lower average cash balances in 1997.

Total expenses were $44,941 and $87,926 for the three and six months ended June 30, 1997, compared to $39,430 and $111,754 for the corresponding periods in 1996. The increase for the three-month period is primarily the result of higher general and administrative expenses, which were partially offset by lower property operating expenses. The decrease for the six-month period is primarily the result of lower property operating and general and administrative expenses. General and administrative expenses for the three and six months ended June 30, 1997 were $29,451 and $53,266, respectively, compared to $17,640 and $67,522 for the same periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates. For the six-month period, these expenses were partially offset by lower appraisal and other professional fees, resulting in a decrease in general and administrative expenses for the 1997 period.

Property operating expenses were $15,490 and $34,660 for the three and six months ended June 30, 1997, respectively, compared to $21,790 and $44,232 for the corresponding periods in 1996.
The decreases are mainly due to a decline in real estate fees for 1997 due to the sale of timberland.

The Partnership recognized losses from joint venture of $9,110 and $22,791 for the three and six months ended June 30, 1997, respectively, compared with losses from joint venture of $6,461 and $13,002 for the corresponding periods in 1996. The increased losses from joint venture are mainly attributable to the payment of joint venture general and administrative expenses in 1997, whereas no such costs were incurred during 1996.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SOUTHERN TIMBER PARTNERS 2

                    BY:  Timber Resources Corp. II
                         General Partner



Date:  August 13, 1997   BY:  /s/Paul L. Abbott
                              Director and Chief Executive Officer



Date:  August 13, 1997   BY:  /s/Robert J. Hellman
                              President and Chief Financial Officer