Form 10-Q
period 1997-09-30
SOUTHERN TIMBER PARTNERS 2
filed 1997-11-13
CIK 707600

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X        Quarterly Report Pursuant to Section 13 or 15(d) of the
 -----      Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

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


Balance Sheets                               At September 30,   At December 31,
                                                        1997              1996
Assets
Timber and timberland, at cost:                  $         0       $ 1,160,233
Cash and cash equivalents                            804,423           914,981
Prepaid insurance                                      4,045             2,450
Due from related party                                31,850            31,850
Investment in joint venture                        4,485,941         4,517,604
                                                 -----------       -----------
     Total Assets                                $ 5,326,259       $ 6,627,118
                                                 ===========       ===========
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses          $    31,966       $    34,800
  Due to affiliates                                   78,671            66,535
                                                 -----------       -----------
      Total Liabilities                              110,637           101,335
                                                 -----------       -----------
Partners' Capital (Deficit):
  General Partner                                    (41,996)          (41,996)
  Limited Partners (37,191 units outstanding)      5,257,618         6,567,779
                                                 -----------       -----------
      Total Partners' Capital                      5,215,622         6,525,783
                                                 -----------       -----------
      Total Liabilities and Partners' Capital    $ 5,326,259       $ 6,627,118
                                                 ===========       ===========


Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                        General         Limited
                                        Partner        Partners          Total
Balance at December 31, 1996          $ (41,996)    $ 6,567,779    $ 6,525,783
Cash distributions                      (16,154)     (1,599,213)    (1,615,367)
Net income                               16,154         289,052        305,206
                                      ---------     -----------    -----------
Balance at September 30, 1997         $ (41,996)    $ 5,257,618    $ 5,215,622
                                      =========     ===========    ===========


Statements of Operations
                                Three months ended          Nine months ended
                                    September 30,              September 30,
                                  1997        1996           1997        1996
Income
Gain on sales of timberland  $       0   $       0      $ 433,981   $       0
Interest                         9,251      17,031         34,665      79,107
Other                            1,130         385          3,530       1,880
                             ---------   ---------      ---------   ---------
     Total Income               10,381      17,416        472,176      80,987
                             ---------   ---------      ---------   ---------
Expenses
Property operating              23,394      21,519         58,054      65,751
General and administrative      23,987      25,430         77,253      92,952
                             ---------   ---------      ---------   ---------
     Total Expenses             47,381      46,949        135,307     158,703
                             ---------   ---------      ---------   ---------
Income (loss) from operations  (37,000)    (29,533)       336,869     (77,716)
Other Loss
Loss from joint venture         (8,872)     (5,615)       (31,663)    (18,617)
                             ---------   ---------      ---------   ---------
     Net Income (Loss)       $ (45,872)  $ (35,148)     $ 305,206   $ (96,333)
                             ---------   ---------      ---------   ---------
Net Income (Loss) Allocated:
To the General Partner       $       0   $    (351)     $  16,154   $    (963)
To the Limited Partners        (45,872)    (34,797)       289,052     (95,370)
                             ---------   ---------      ---------   ---------
                             $ (45,872)  $ (35,148)     $ 305,206   $ (96,333)
                             =========   =========      =========   =========
Per limited partnership unit
(37,191 outstanding)            $(1.23)      $(.94)         $7.77      $(2.56)
                                ------       -----          -----      ------



Statements of Cash Flows
For the nine months ended September 30,
                                                         1997            1996
Cash Flows From Operating Activities
Net income (loss)                                $    305,206    $    (96,333)
Adjustments to reconcile net income (loss)
to net cash used for operating activities:
  Gain on sales of timberland                        (433,981)              0
  Loss from joint venture                              31,663          18,617
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Prepaid insurance                                  (1,595)            895
    Accounts payable and accrued expenses              (2,834)          7,680
    Due to affiliates                                  12,136         (25,368)
                                                 ------------    ------------
Net cash used for operating activities                (89,405)        (94,509)
                                                 ------------    ------------
Cash Flows From Investing Activities
  Proceeds from sales of timberland                 1,594,214               0
                                                 ------------    ------------
Net cash provided by investing activities           1,594,214               0
                                                 ------------    ------------
Cash Flows From Financing Activities
  Cash distributions paid                          (1,615,367)     (1,690,800)
                                                 ------------    ------------
Net cash used for financing activities             (1,615,367)     (1,690,800)
                                                 ------------    ------------
Net decrease in cash and cash equivalents            (110,558)     (1,785,309)
Cash and cash equivalents, beginning of period        914,981       2,332,145
                                                 ------------    ------------
Cash and cash equivalents, end of period         $    804,423    $    546,836
                                                 ============    ============


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996 and the statement of partners' capital (deficit) for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 21, 1997, the Partnership completed a combined sale of the entire Claxton and Southern Timberland Tracts for net proceeds of $1,594,214 and a net gain of approximately $434,000.

On September 18, 1997, the Partnership entered into a contract with an unaffiliated third party for the sale of the Laurel View Tract, a 1,709 acre tract of land owned as part of a joint venture with Southern Timber Partners I, for a price of $6.3 million. Southern Timber Partners 2 owns a 76% interest in the Laurel View Tract.



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

The Partnership's sole remaining timberland asset is a 76% interest in a joint venture (the "Joint Venture") which owns the Laurel View Tract, a 1,709 acre tract located near Savannah, Georgia. The remaining 24% interest in the Joint Venture is owned by an affiliated partnership, Southern Timber Partners 1. The partnerships began actively marketing the parcel for sale during 1996 and engaged the services of CB Commercial, a national commercial real estate brokerage firm. Following discussions with several possible buyers, on September 18, 1997 the Partnership entered into a contract with an unaffiliated third party for the sale of the Laurel View Tract for a price of $6.3 million. It is currently anticipated that the sale will be consummated prior to the end of November 1997. Thereafter, the net proceeds from the sale and cash reserves available after payment of any remaining Partnership liabilities will be distributed to Limited Partners and the Partnership will be dissolved. While it is the General Partner's objective to dissolve the Partnership and make liquidating distributions prior to the end of 1997, there can be no assurance that the sale will be consummated as contemplated, or that a sale will result in any particular level of distributable cash.

The Partnership had cash and cash equivalents at September 30, 1997 of $804,423 compared to $914,981 at December 31, 1996. The decrease is primarily due to distributions to the limited partners and the payment of property operating and general and administrative expenses in excess of proceeds from the sales of timberland, interest and other income in 1997, and an increase in the loss from the Joint Venture. The Partnership's cash, along with funds generated from future timberland sales from the Joint Venture, are expected to provide sufficient liquidity for operations.

Accounts payable and accrued expenses totaled $31,966 at September 30, 1997, compared to $34,800 at December 31, 1996. The decrease is primarily attributable to the payment of professional fees and postage expenses.

Due to affiliates totaled $78,671 at September 30, 1997, compared to $66,535 at December 31, 1996. The increase is primarily due to the timing of payments.

Results of Operations

The Partnership's operations resulted in a net loss of $45,872 for the three months ended September 30, 1997, compared to a net loss of $35,148 for the corresponding period in 1996. The higher net loss for the 1997 period is primarily attributable to a decrease in total income resulting from a decrease in interest income. The Partnership's operations resulted in net income of $305,206 for the nine months ended September 30, 1997, compared to a net loss of $96,333 for the corresponding period in 1996. The change from net loss to net income for the nine-month period is primarily due to an increase in total income resulting from the gain on the sale of the Claxton and Southern Timberland Tracts and, to a lesser extent, a decrease in total expenses, which was partially offset by an increase in loss from the Joint Venture.

The Partnership generated total income of $10,381 and $472,176 for the three and nine months ended September 30, 1997, respectively, compared to total income of $17,416 and $80,987 for the corresponding periods in 1996. The decrease in total income for the three-month period is due to a decrease in interest income, which was partially offset by an increase in other income. The increase in total income for the nine-month period is primarily attributable to the gain on sales of timberland, which was partially offset by a decrease in interest income. Interest income totaled $9,251 and $34,665 for the three and nine months ended September 30, 1997, respectively, compared to $17,031 and $79,107, respectively, for the corresponding periods in 1996. The decreases are primarily the result of lower average cash balances in 1997.

Total expenses were $47,381 and $135,307 for the three and nine months ended September 30, 1997, compared to $46,949 and $158,703 for the corresponding periods in 1996. The increase for the three-month period is primarily the result of higher property operating expenses, which were partially offset by lower general and administrative expenses. The decrease for the nine-month period is primarily the result of lower property operating and general and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 1997 were $23,987 and $77,253, respectively, compared to $25,430 and $92,952 for the same periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates. For the nine-month period, these expenses were partially offset by lower appraisal and other professional fees, resulting in a decrease in general and administrative expenses for the 1997 period.

Property operating expenses were $58,054 for the nine months ended
September 30, 1997, compared to $65,751 for the corresponding period in 1996. The decrease is mainly due to a decline in real estate fees for 1997 due to the sale of timberland.

The Partnership recognized losses from joint venture of $8,872 and $31,663 for the three and nine months ended September 30, 1997, respectively, compared with losses from joint venture of $5,615 and $18,617 for the corresponding periods in 1996. The increased losses from joint venture are mainly attributable to the payment of joint venture general and administrative expenses in 1997, whereas no such costs were incurred during 1996.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b)  Reports on Form 8-K -

                    On September 25, 1997 the Partnership filed a Form 8-K reporting that on September 18, 1997 the Partnership entered into a contract with an unaffiliated third party for the sale of the Laurel View Tract, a 1,709 acre tract of land owned as part of a joint venture with Southern Timber Partners I.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SOUTHERN TIMBER PARTNERS 2

                         BY:  Timber Resources Corp. II
                              General Partner

Date:  November 12, 1997
                         BY:  /s/Robert J. Hellman
                              Robert J. Hellman
                              President, Director and Chief
                              Financial Officer